Form 10-Q
period 2008-11-30
Grace 4, Inc.
filed 2008-12-10
CIK 1366539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐No

State the number of shares outstanding of each of the issuer's classes of common equity, as of December 10, 2008: 100,000 shares of common stock, par value $.0001 per share.

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒ No

GRACE 4, INC.
A DEVELOPMENT STAGE COMPANY
INDEX
November 30, 2008

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GRACE 4, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEETS

	November 30, 2008	May 31, 2008
	(Unaudited)	(Audited)
Assets
Prepaid expenses	$-	$-
Total assets	-	-

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
Accounts payable	-	2,000
Total liabilities	-	2,000

Commitment and contingencies	-	-

Stockholder's equity (deficit)
Preferred stock, $.0001 par value,
authorized 10,000,000 shares, none issued	-	-
Common stock, $.0001 par value,
authorized 100,000,000 shares
100,000 issued and outstanding	10	10
Additional paid-in capital	11,284	7,784
Deficit accumulated during the development stage	(11,294)	(9,794)
Total stockholder's equity (deficit)	-	(2,000)

Total liabilities and stockholder's equity (deficit)	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements

GRACE 4, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF OPERATIONS

					For the period
	For the three	For the three	For the six	For the six	October 27, 2005
	months ended	months ended	months ended	months ended	(Inception) to
	November 30, 2008	November 30, 2007	November 30, 2008	November 30, 2007	November 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$-	$-	$-	$-	$-

Cost of sales	-	-	-	-	-

Gross profit	-	-	-	-	-

General and administrative expenses	750	500	1,500	1,250	11,294

Net loss	$(750)	$(500)	$(1,500)	$(1,250)	$(11,294)

Weighted average number
common shares outstanding
(basic and fully diluted)	100,000	100,000	100,000	100,000	100,000

Basic and diluted (loss) per common share	$(0.008)	$(0.005)	$(0.015)	$(0.013)	$(0.113)

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements

GRACE 4, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)

				Deficit
				Accumulated
			Additional	During the	Stockholder's
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance - October 27, 2005	-	$-	$-	$-	$-

Issuance of common shares	100,000	10	90	-	100

Net loss	-	-	-	(100)	(100)

Balance, June 02, 2006 (1)	100,000	$10	$90	$(100)	$-

Capital contributions - shareholder	-	-	2,694	-	2,694

Net (loss)	-	-	-	(5,194)	(5,194)

Balance, May 31, 2007	100,000	$10	$2,784	$(5,294)	$(2,500)

Capital contributions - shareholder	-	-	5,000	-	5,000

Net loss	-	-	-	(4,500)	(4,500)

Balance, May 31, 2008	100,000	$10	$7,784	$(9,794)	$(2,000)

Capital contributions - shareholder			3,500	-	3,500

Net loss				(1,500)	(1,500)

Balance, November 30, 2008	100,000	$10	$11,284	$(11,294)	$-

(1) restated for comparison purposes

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements.

GRACE 4, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CASH FLOWS

	For the three months ended November 30, 2008	For the three months ended November 30, 2007	For the six months ended November 30, 2008	For the six months ended November 30, 2007	October 27, 2005 (inception ) to November 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities

Net (loss)	$(750)	$(500)	$(1,500)	$(1,250)	$(11,294)

Adjustments to reconcile net (loss) to net cash used in operating activities:

(Increase) decrease in prepaid expenses	-	-	-	1,500	-

Increase (decrease) in accounts payable	-	-	(2,000)	(2,786)	(2,000)

Net cash used in operating activities	(750)	(500)	(3,500)	(2,536)	(13,294)

Cash flows from financing activities

Proceeds from issuance of common stock	-	-	-	-	10

Proceeds from additional capital contributions	750	500	3,500	2,536	13,284

Net cash provided by financing activities	750	500	3,500	2,536	13,294

Net increase in cash and cash equivalents	-	-	-	-	-

Cash - beginning of period	-	-	-	-	-

Cash - end of period	$-	$-	$-	$-	$-

Supplemental disclosure of cash flow information:

Taxes paid	-	-	-	-	-

Interest paid	$-	$-	$-	$-	$-

The financial information presented herein has been prepared by management without audit  by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements.

GRACE 4, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
November 30, 2008

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

b.
Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. For the period October 27, 2005 (inception) through November 30, 2008, the Company did not maintain any bank accounts.

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

NOTE 4. COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock. On October 27, 2005, the Company issued 100,000 shares of common stock for total consideration of $10 to the sole shareholder of the Company.

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

NOTE 6 INCOME TAXES

The Company has approximately $4,518 in gross deferred tax assets at November 30, 2008, resulting from net operating loss carry forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period October 27, 2005 (inception) to November 30, 2008. At November 30, 2008, the Company has federal net operating loss carry forwards of approximately $11,294 available to offset future taxable income through 2026.

For the period October 27, 2005 (inception) to November 30, 2008, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

Statutory federal income tax rate	-34%
State taxes - net of federal benefits	-5%
Valuation allowance	39%

Income tax rate – net	0%

Net change in valuation was $300.

NOTE 7 GOING CONCERN

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

Results of Operations

Comparison of Three and Six Months Ended November 30, 2008 to November 30, 2007

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

Assets. At November 30, 2008, the Company had $0 in assets, compared to $0 at May 31, 2008.

Liabilities. At November 30, 2008, the Company had $0 in total liabilities. At May 31, 2008, the Company had total liabilities of $2,000. Total liabilities consisted of Accounts Payable. The Accounts Payable consists of legal and accounting fees accrued for the preparation and filing the Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

Revenues. For the three and six month periods ended November 30, 2008 and 2007 and for the period from October 27, 2005 (Inception) to November 30, 2008, the Company had no activities that produced revenues from operations.

Net Loss. For the three month period ended November 30, 2008 and 2007, the Company had a net loss of $750 and $500, respectively. For the six month period ended November 30, 2008 and 2007, the Company had a net loss of $1,500 and $1,250, respectively. From the Company’s date of inception (October 27, 2005) to November 30, 2008, the Company had net losses of $11,294. These losses were mostly due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

General and Administrative Expenses. For the three months ended November 30, 2008 and 2007, the Company had general and administrative expenses of $750 and $500, respectively. For the six months ended November 30, 2008 and 2007, the Company had general and administrative expenses of $1,500 and $1,250, respectively. From the Company’s date of inception (October 27, 2005) to November 30, 2008, the Company had general and administrative expenses of $11,294. These expenses were due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

Liquidity and Capital Resources

At November 30, 2008, the Company had $0 in total assets. At May 31, 2008, the Company had $0 in total assets. The Company’s current liabilities at November 30, 2008 and at May 31, 2008, totaled $0 and $2,000, respectively, comprised accounts payable.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Three and Six Months Ended November 30, 2008 and 2007 and
The Period from (October 27, 2005) Date of Inception to November 30, 2008

	For the Three Months Ended November 30,		For the Six Months Ended November 30,		Period from October 27, 2005 to November 30, 2008
	2008	2007	2008	2007
Cash Used in Operating Activities	$(750)	$(500)	$(3,500)	$(2,536)	$(13,294)
Investing Activities	$0	$0	$0	$0	$0
Cash Provided from Financing Activities	$750	$500	$3,500	$2,536	$13,294
Net Effect on Cash	$0	$0	$0	$0	$0

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

At November 30, 2008, the Company had no capital resources to fund administrative expenses pending acquisition of an operating company. The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months is to locate a suitable acquisition or merger candidate and consummate a business combination. There is substantial doubt that we will continue as a going concern. The Company may need additional cash advances from its stockholder or loans from other parties to pay for operating expenses until the Company consummates a merger or business combination with a privately-held operating company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

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

As of November 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended November 30, 2008.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending November 30, 2008, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Index

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: December 10, 2008

GRACE 4, INC.

	By:	/s/ Virginia K. Sourlis
Virginia K. Sourlis Chief Executive Officer and Chief Financial Officer (Principal Executive Officer) (Principal Financial Officer)