Form 10-Q
period 2009-08-31
Grace 4, Inc.
filed 2009-10-13
CIK 1366539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009
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

As of October 13, 2009, there were 100,000 shares of common stock outstanding and no shares of preferred stock outstanding.

GRACE 4, INC.
A DEVELOPMENT STAGE COMPANY
INDEX
August 31, 2009

TABLE OF CONTENTS

PART I

Item 1. Financial Statements.

GRACE 4, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEETS

	August 31, 2009	May 31, 2009
	(Unaudited)	(Audited)
ASSETS
Cash	$-	$-
Prepaid expenses	-	-

Total assets	-	-

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
Accounts payable	1,650	500

Total liabilities	1,650	500

Commitment and contingencies	-	-

Stockholder's equity (deficit)
Preferred stock, $.0001 par value, authorized 10,000,000 shares, none issued	-	-
Common stock, $.0001 par value, authorized 100,000,000 shares 100,000 issued and outstanding	10	10
Additional paid-in capital	12,184	12,034
Deficit accumulated during the development stage	(13,844)	(12,544)

Total stockholder's equity (deficit)	(1,650)	(500)

Total liabilities and stockholder's equity (deficit)	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements

GRACE 4, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF OPERATIONS

			For the period
	For the three	For the three	October 27, 2005
	months ended	months ended	(Inception) to
	August 31, 2009	August 31, 2008	August 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$-	$-	$-

Cost of sales	-	-	-

Gross profit	-	-	-

General and administrative expenses	1,300	750	13,844

Net loss	$(1,300)	$(750)	$(13,844)

Weighted average number of common shares outstanding (basic and fully diluted)	100,000	100,000	100,000

Basic and diluted (loss) per common share	$(0.01)	$(0.01)	$(0.14)

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements

GRACE 4, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CASH FLOWS

			Period from
	For the three	For the three	October 27, 2005
	months ended	months ended	(inception ) to
	August 31, 2009	August 31, 2008	August 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net (loss)	$(1,300)	$(750)	$(13,844)

Adjustments to reconcile net (loss) to net cash used in operating activities:
(Increase) decrease in prepaid expenses	-	-
Increase (decrease) in accounts payable	1,150	(2,000)	1,650

Net cash (used in) operating activities	(150)	(2,750)	(12,194)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	100
Proceeds from additional capital contributions	150	2,750	12,094

Net cash provided by financing activities	150	2,750	12,194

Net increase in cash and cash equivalents	-	-	-

Cash - beginning of period	-	-	-

Cash - end of period	$-	$-	$-

Supplemental disclosure of cash flow information:
Taxes paid	-	-	-
Interest paid	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements.

GRACE 4, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
August 31, 2009

NOTE 1.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Grace 4, Inc. (“the Company”) was incorporated in the State of Delaware on October 27, 2005 and is currently in its development stage.  Since inception and through August 31, 2009, the Company has not maintained any operations.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the respective periods presented.  The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009 as filed with the SEC on July 17, 2009.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Because of the use of estimates inherent in the financial reporting process, actual results may differ significantly from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

For the period October 27, 2005 (inception) through August 31, 2009, the Company did not maintain any bank accounts.

Fair Value of Financial Instruments

The fair value of accounts payable and accrued expenses approximate the carrying amount of these financial instruments due to their short-term maturity.

Net Loss Per Share Calculation

In February 1997, the FASB issued SFAS No. 128, “Earnings per Share.” Basic net loss per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

The weighted-average number of common shares outstanding for computing basic EPS for the three months ended August 31, 2009 and August 31, 2008 were 100,000, respectively.

Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 "Accounting for Income Taxes," and clarified by FIN 48, "Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Recently Issued Accounting Pronouncements

As of August 31, 2009, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

NOTE 2.               PREFERRED STOCK

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

As of August 31, 2009, there was no preferred stock of the Company issued and outstanding.

NOTE 3.               COMMON STOCK

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

As of August 31, 2009, there were 100,000 shares of common stock of the Company issued and outstanding.

NOTE 4.               RELATED PARTY TRANSACTIONS

The Company utilizes the office space and equipment of its sole stockholder at no cost to the Company. Management estimates such amounts to be immaterial.

For the three months ended August 31, 2009 and August 31, 2008, the rent expense was zero.

NOTE 5.               INCOME TAXES

As of August 31, 2009, the Company has approximately $5,399 in gross deferred tax assets resulting from net operating loss carry forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period October 27, 2005 (inception) to August 31, 2009.

As of August 31, 2009, the Company has federal net operating loss carry forwards of approximately $13,844  available to offset future taxable income through 2026.

For the period October 27, 2005 (inception) to August 31, 2009, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

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

The Company’s sole shareholder shall fund the Company’s activities while the Company takes steps to locate and negotiate with a business entity through acquisition, or merger with, an existing company; however, there can be no assurance these activities will be successful.

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

Results of Operations

Comparison of Three Months Ended August 31, 2009 to August 31, 2008

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

Assets. At August 31, 2009, the Company had $0 in assets, compared to $0 at May 31, 2009.

Liabilities. At August 31, 2009, the Company had $1,650 in total liabilities. At May 31, 2009, the Company had total liabilities of $500. Total liabilities consisted of accounts payable. The accounts payable consists of accounting fees and SEC filing fees.

Revenues. For the three month periods ended August 31, 2009 and August 31, 2008 and for the period from October 27, 2005 (Inception) to August 31, 2009, the Company had no activities that produced revenues from operations.

Net Loss. For the three month period ended August 31, 2009 and August 31, 2008, the Company had a net loss of $1,300 and $750, respectively. From the Company’s date of inception (October 27, 2005) to August 31, 2009, the Company had net losses of $13,844. These losses were due to accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

General and Administrative Expenses. For the three months ended August 31, 2009 and August 31, 2008, the Company had general and administrative expenses of $1,300 and $750, respectively. From the Company’s date of inception (October 27, 2005) to August 31, 2009, the Company had general and administrative expenses of $13,844. These expenses were due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

Liquidity and Capital Resources

As of August 31, 2009, the Company had $0 in total assets. At May 31, 2009, the Company had $0 in total assets. The Company’s current liabilities at August 31, 2009 and at May 31, 2009, totaled $1,650 and $500, respectively, comprised of accounts payable.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Three Months Ended August 31, 2009 and August 31, 2008 and
the Period from October 27, 2005 (Date of Inception) to August 31, 2009

	For the Three Months Ended August 31,		Period from October 27, 2005 to August 31,
	2009	2008	2009
Net Cash (Used in) Operating Activities	$(150)	$(2,750)	$(12,194)
Investing Activities	$-	$-	$-
Net Cash Provided from Financing Activities	$150	$2,750	$12,194
Net effect on cash	$-	$-	$-

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

As of August 31, 2009, the Company had no capital resources to fund administrative expenses pending acquisition of an operating company. The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months is to locate a suitable acquisition or merger candidate and consummate a business combination. There is substantial doubt that we will continue as a going concern. The Company may need additional cash advances from its stockholder or loans from other parties to pay for operating expenses until the Company consummates a merger or business combination with a privately-held operating company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 31, 2009, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were  not  effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

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

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended August 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 1A. Risk Factors.

N/A

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None

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

Dated:  October 13, 2009
Grace 4, Inc.

By:	/s/ VIRGINIA K. SOURLIS
Virginia K. Sourlis
President
(Principal Executive Officer)
(Principal Financial Officer)